Form 10-K
period 1995-11-30
IPS FUNDS
filed 1996-02-09
CIK 928879

IPS Millennium Fund

Two Centre Square  625 South Gay Street  Suite 630  Knoxville,
Tennessee 37902 Phone 615/524-1676  Fax 615/544-0630

Gregory D'Amico                           Robert Loest Ph.D., CFA
President & Portfolio Manager            Senior Portfolio Manager



Fellow Shareholders:

    We are pleased to present our first annual report for the 11-month Fiscal Year ending November 30, 1995. Our first year was short one month because the Fund did not begin business until January 3, 1995. In spite of an excellent 1995, a ferocious correction in tech stocks began in 1995's fourth quarter, although in late January, 1996, it is beginning to look as though tech stocks have made a bottom and are recovering. The NASDAQ was down over 6%, and the S&P 500 down about 2.6% in the first 15 days of 1996 alone.

     Management's Discussion & Analysis

     First, let's analyze 1995, because it offers some interesting insights into what market sectors did well and which did less well. In spite of the publicity surrounding large gains in narrower, large stock indexes like the Dow Jones Industrial Average and the S&P 500 Composite Index, the great middle of the market, stocks of mid-sized companies, did not keep pace. The table below shows the Fund's performance, the Russell Indexes, the S&P 500 Index, and the Value Line Arithmetic Index covering 1638 large, medium and small companies for 11 months.

               Index               1995 Return (11 mos. through 11/30)
               IPS Millennium Fund               25.9%
               Value Line Arithmetic Index       24.7%
               Russell Index 1000                32.6%
               Russell Index 2000                23.3%
               Russell Index 3000                31.6%
               S&P 500 Composite Index           31.8%

               Index dividends not reinvested

    The Russell 1000 Index is an excellent proxy for large companies, the Russell 2000 for large plus medium-size companies, and the Russell 3000 for large, medium and small companies. As you can see, adding the 1000 mid-cap stocks to the large-cap stocks of the Russell 1000 Index to produce the Russell 2000 Index brought the average down considerably. The table below shows that the second group of 1000 mid-size companies had a return of 14.0% in 1995, reducing the return for the Russell 2000 Index to 23.3%. When we then add in the third group of 1000 small companies to get the Russell 3000 Index, the return jumps to 31.6%. The reason is that these small-cap companies experienced a return of 46.7% for 1995. The table below breaks down return by company size.

               Company Size        1995 Return (11 mos. through 11/30)
               Large Companies                   31.8%
               Mid-Size Companies                14.0%
               Small Companies                   46.7%
               IPS Millennium Fund               25.9%

     Transformed into more meaningful numbers in the second table, you can see that investors' returns in 1995 depended heavily on the kind of portfolio with which they began the year. The bull market that began in 1995 was led by giant, multi-national companies, and by the high tech sector, which consists overwhelmingly of small companies, despite the presence of a few large ones like Microsoft and Intel. Since most diversified stock mutual funds contain a large percentage of mid-cap companies (all the bank, REIT, specialty chemical, property/casualty and consumer retail stocks in the Fund, for example), as well as large companies (e.g., AT&T, Intel, Motorola and Johnson & Johnson), our returns for 1995, not surprisingly, fell between mid-cap and large-cap stock returns.

     The Value Line Arithmetic Index (VLA) is equally weighted, while the S&P 500 Composite Index is a capitalization (size)-weighted index. Diversified mutual funds must not exceed 5% of their investment in any one security. Essentially, they are required to invest more or less on an equally-weighted basis. While the S&P 500 is designed to more accurately reflect the state of the economy, buying more of a stock simply because the company is larger is an irrational way to invest. We feel the VLA is a better measure of the performance of an average stock, and is also more broadly-based than the S&P 500, containing large-, medium- and small-cap companies. Thus, in our opinion, the VLA is a better benchmark than the S&P
500 for most individual investors and diversified mutual funds. Due to these differences in the way various indexes are calculated, the Fund will use as its benchmark for the market's performance the VLA, which is widely available on a daily basis in the financial press. Below is a chart of the performance of the IPS Millennium Fund vs. the VLA, by calendar quarter.
     As you can see from the two tables above, it's no mystery why most stock funds and money managers underperformed the most popular indexes in 1995. Real returns can vary from the popular indexes dramatically over periods of a year or two, as the tables above clearly show. Even during the first 29 days of 1996, the Russell 1000 is up 1.2% while the Russell 2000 is down 1.3%. This is a large disparity in performance for such a short period, and in opposite directions. Such divergences (often for as long as three years) often drive investors into index funds after they have beaten diversified funds. Long term returns for different indexes tend to converge over time, however. For example, the 5-year DJI average is slightly lower than the 5-year average for mid-cap stocks. As a result, investors should understand the index with which their fund is being compared, and its long-term behavior relative to other indexes, so they are not misled by shorter term disparities in performance.

     Delays at the state level prevented investment of Fund assets until January. This meant that the Fund began the year in cash, and due to diversity constraints, did not become fully invested until April. This caused first quarter performance to lag the VLA, as evidenced by the graph above. Once fully invested, the Fund performed in line with the VLA, and outperformed the VLA strongly in the most recent quarter. This resulted in IPS Millennium
Fund outperforming its benchmark for the year, despite giving the market a head start. Pharmaceutical, financial, and software companies contributed disproportionately to the most recent quarter performance, more than offsetting declines in the high tech manufacturing sector.

     The second factor is that, since one of our primary goals is to hold most securities for the long term to minimize the drag on performance of taxes and transaction costs to Fund shareholders, we maintained a substantial position of 26.6% in the high tech sector through the end of November, although we did allow cash to build up to 12.9% of assets. Most funds reduced their exposure to tech stocks, putting extra price pressure on this sector. Our view is that the fundamentals remain positive and unchanged for the high tech stocks, and that these companies represent superior long-term growth potential that justifies tolerating their volatility.

   The Current State of the Stock Market

     We regard 1995 as the beginning of a new, multi-year bull market.
We feel there are good reasons for our optimism, because in our judgment, the negatives that caused the correction in stocks the last two months are almost
certainly fully reflected in stock prices now.    First of all, we have now
experienced the unknown event we expected would cause a correction, the budget impasse in Washington. Second, there is still a great deal of doubt the Fed will continue its short-term rate reductions, since Greenspan seemed to imply that this was contingent on a balanced budget agreement the President could sign. Third, worry about a dramatic slow-down in corporate profit growth is consuming Wall Street, with some justification. Fourth, the economies of Europe and Japan are in recession, and unemployment is actually increasing in Germany, hurting the multinationals. Finally, the worry that chip stocks are seeing a slow-down in demand along with too large a build-up in capacity has resulted in a major crash in computer and Internet-related stocks, catching the rest of the market in the downdraft.

     Especially in the case of the computer-related companies, it has been overdone. Intel, for instance, on Jan. 16 was selling at a P/E ratio of 7.3 based on our estimate of next year's earnings, and 8.6 based on this year's. Computer Associates Int'l was selling for a P/E ratio of 15.8, and is growing at 20%. U.S. Robotics sold for a P/E of 21 based on 1996 earnings, and is growing at 35% per year. Motorola sold for a P/E of 12.5, and is growing at 18%. Intel, Motorola and Computer Associates are blue chips, and are selling for P/E ratios below that of the market or other companies that are growing much more slowly. Even some of the more seasoned Internet-related companies are cheap for the first time in a year (especially Cisco Systems, U.S. Robotics, and Netmanage).

     While it may be a few more months before we see the market begin to focus on other things, the likelihood now is that any surprises are more likely to be positive than negative. Our view is that continuing healthy profit gains by growth companies, especially in the relatively ignored mid-caps, will change the focus of investors more to that sector. Another positive factor is that Europe and Japan don't have anywhere to go but up. Also, we believe the manufacturing high tech sector is less cyclical than it has been in the past, yet it is being treated no differently than automobiles and paper, where growth is far slower and more cyclical.

     Furthermore, short-term interest rates are high relative to longer-term rates. This situation is unusual, and can only be resolved in one of two ways: short rates must drop or long rates rise, and dramatically. The only justification for higher long rates is higher inflation, and our judgement, and that of many private sector economists world-wide, is that we are in a long-term low or zero inflation environment, and possibly even a deflationary one. Thus, short rates must come down. The only question is when and how fast. The Fed has already made two tentative cuts. Expect more aggressive cutting later this year, which should be a positive for the stock market.

     Finally, a resolution to the budget impasse, or better than expected profit growth, could provide pleasant upside surprises to the stock market. We expect the stock market to end 1996 higher than it ended November, 1995, and we expect mid-cap stocks to improve their performance relative to the large-caps over the next year or two.

Future Opportunities for IPS Millennium Fund

     We are now living in a high tech world. The companies leading the information revolution today are the Coca Colas, GEs and IBMs of tomorrow. Not to own these companies is to opt out of the future of the human race. The downside of such investments is that they will make the Fund more volatile. Nevertheless, the higher growth is worth the cost for most investors.

     Intel is important, not just due to the growth in computer use and its market dominance, but because its new generation chips are incorporating the functions of other chips that used to be separate, and were made by other companies. Semiconductors are expected to grow globally at over 20% per year. Intel is growing at the expense of many other chip makers. Motorola should grow rapidly, as a more diversified company than Intel, by supplying much of the telecommunications hardware for world growth. Its cellular phone equipment, the subject of some concern currently, should do well, both near- and long-term. Global cellular use (including the U.S.) is less than one percent, and experts in this area estimate growth in this industry at no less than 40% annually for several years. Equipment makers are likely to do better than the access and service providers, in our judgement, since they will still sell their equipment whether the access providers do well or not.

     Rapid global growth in the need to process information should benefit the leaders in this area like Oracle Systems, Computer Associates and Microsoft. Communications speed and bandwith are currently the primary impediment to wider use of the Internet and the World Wide Web. Analog modems are simply too slow to download the rich graphics typical of the WWW, and drastically limit the ability of consumers to make use of the WWW. Expect to see companies that provide digital access and high bandwidth to prosper. Two such companies that the Fund owns are U.S. Robotics and Cisco Systems.

     High tech is not the only area where there is opportunity. We expect the Federal Reserve to lower short-term rates, so some areas should benefit disproportionately. Among them we think will be regional banks, property/casualty insurance companies, and Real Estate Investment Trusts (REITs). We have been increasing the Fund's position in these sectors recently. Property/casualty companies and REITs have participated little in this bull market. While banks have participated somewhat, those banks that have built valuable niches in service areas are still undervalued. Traditional banking is in serious trouble, but those banks that understand this, and that are making progress in developing franchises in service and information-related areas, should not only do well, they should prosper, and some may become attractive takeover candidates.

     Most adjustable-rate consumer loans and mortgages are keyed to short-term interest rates. As these come down, refinancing will generate higher fees for banks, increase their interest rate spread, and give consumers more spendable income. Lower rates benefit REITs and P/C companies also. REITs are bought primarily for income, much like electric utilities, although the better managed ones grow much faster than the utilities. However, REITS are selling at prices not much different than they were three years ago, while commercial property management has prospered. The better REITs sport cash flow and earnings much higher than they were three years ago, dividends are higher, and the growth rate and dividend coverage is better. In addition to 6% - 7% dividend yields, we are looking for significant appreciation in the next year or so.

     Two other excellent companies we expect to do well are Viking
Office Supply, with about 50% of its business in Europe, and Fastenal, a company that sells metal fasteners such as screws, nuts & bolts, and professional tools. They are both expanding very rapidly with a high return on equity, and their stock and earnings growth curves look much like Wal-Mart's or Home Depot's in their early years.

     We are optimistic regarding the next two years, especially given the recent market correction in high tech stocks. We would again like to thank you for your confidence in our management, and wish you a healthy, happy and prosperous 1996.







REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







Shareholders and the Board of Trustees
IPS Funds
IPS Millennium Fund
Knoxville, Tennessee

We have audited the accompanying statement of assets and liabilities of IPS Millennium Fund, including the schedule for investments in securities, as of November 30, 1995, and the related statement of operations, the statement of changes in net assets and the selected per share data and ratios for the year then ended. These financial statements and per share data and ratios are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and per share data and ratios based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of November 30, 1995, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of IPS Millennium Fund as of November 30, 1995, the results of its operations, its cash flows, the changes in its net assets and the selected per share data and ratios for the year then ended, in conformity with generally accepted accounting principles.


Cherry, Bekaert & Holland
Knoxville, Tennessee
January 17, 1996

                              IPS MILLENNIUM FUND


                      Statement of Assets and Liabilities
                     For the year ending November 30, 1995

Assets:
Investments in securities, at value -
identified cost $1,593,898             $1,773,283
Cash                                     (  2,149)
Accrued income
  Dividends                                 1,920
  Interest                                    682
Other assets                               13,829

Total assets                            1,787,565

Liabilities:
Payables - Investment securities
           purchased                      159,125
Accrued expenses                            2,840

Total liabilities                         161,965

Net Assets at November 30, 1995:
Equivalent to $15.00 per share based on
108,344.903 shares of capital stock
outstanding                             $1,625,600


                            Statement of Operations
                     For the year ending November 30, 1995

Investment Income:
Income
   Dividend income                13,071
   Interest                        4,725
  Total income                    17,796
Expenses:
   Management fees                  9,932
   Expense reimbursement       (    2,949)
   Organizational cost              2,940
  Total expense                     9,923
  Net investment income             7,873

Realized & Unrealized Gain (Loss) on Investments:
   Net realized gain on investments        15,391
   Change in unrealized appreciation
   of investments for the year            179,385
   Net gain (loss) on investments         194,776

Net Increase in Net Assets
     Resulting from Operations           $202,649

                      Statement of Changes in Net Assets
                     For the year ending November 30, 1995

Increase (Decrease) in Net Assets From Operations:
  Investment income-net                      $     7,873
  Net realized gain on investments                15,391
  Change in unrealized appreciation              179,385
     Net increase in net assets resulting
     from operations                             202,649

Distributions to Shareholders from-
  Investment Income-Net:                    (      7,010)


Capital Share Transactions:
  Issued-regular                               1,448,251
  Issued-in lieu of cash distributions             7,063
  Redeemed-regular                           (    25,353)
     Increase (decrease) in net
     assets due to capital share
     transactions                              1,429,961

Net assets
  Beginning of year                                 ---


  End of year                                $ 1,625,600

See notes to financial statements.

                              IPS MILLENNIUM FUND

                         Notes to Financial Statements
                               November 30, 1995


Note 1 - Significant accounting policies

The Company is registered under the Investment Company Act of 1940 as a diversified, open-end management investment company. The company began selling shares and making investments on January 4, 1995.

Security valuation - Investments in securities traded on a national securities exchange (or reported on the NASDAQ national market) are stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. Short-term notes are stated at amortized cost, which is equivalent to value.

Federal income taxes - The Fund's policy is to comply with the requirements of the Internal Revenue Code that are applicable to regulated investment companies and to distribute all its taxable income to its shareholders. Therefore, no federal income tax provision is required.

As of November 30, 1995, net unrealized appreciation on investments for book and federal income tax purposes aggregated $179,385. The cost of portfolio securities for book and federal income tax purposes was $1,593,898 at November 30, 1995.

Distributions to shareholders - Dividends to shareholders are recorded on the ex-dividend date.

Other - The Fund follows industry practice and records security transactions on the trade date for performance calculations and the trade date plus one for fund accounting. Dividend income is recognized on the ex-dividend date, and interest income is recognized on an accrual basis. Discounts and premiums on securities purchased are amortized over the life of the respective securities.

Note 2 - Distributions to shareholders

Distributions were paid as follows for 1995: April 26 was the record date for an income distribution on April 27 of $0.0526 per share, aggregating $2,069.87; July 27 was the record date for an income distribution of $0.0413 per share on July 28, aggregating $2,697.71; October 30 was the record date for an income distribution of $0.0225 per share on October 31, aggregating $2,243.24. This income will be taxable to shareholders as ordinary income.

Note 3 - Organizational expenses

The Fund has incurred organizational expenses in the amount of $16,218. Organizational expenses are being amortized monthly over a period of 60 months, beginning on January 1, 1995. The balance outstanding on November 30, 1995 is $12,733.

Note 4 - Capital share transactions

As of November 30, 1995, there were an unlimited number of shares of no par value capital stock authorized and capital paid in aggregated $1,429,961.

Transactions in capital stock were as follows:

                         Shares         Amount

Shares sold                      109,910.579     $1,448,251
Shares issued in reinvestment
of dividends                         512.742          7,063
                                 110,423.321     1 ,455,314
Shares redeemed                    2,078.418         25,353

Net increase                     108,344.903    $1,429,961

Note 5 - Investment transactions

The Fund made purchases and sales of investment securities (excluding short-term securities) of $1,547,888 and $197,719, respectively during the period January 1, 1995 through November 30, 1995; purchases of U.S. Government obligations were $38,982. There was no net loss on investments for the period.

                               November 30, 1995


As of November 30, 1995, the unrealized appreciation of securities was $179,385; accumulated undistributed net realized gains on investment transactions totaled $15,391.

Note 6 - Investment advisory fees and other transactions with affiliates

The Fund pays advisory fees for investment management and advisory services under a management agreement with IPS Advisory, Inc.(the Advisor) Under the agreement, the advisor will pay all of the Fund's operating expenses, excluding brokerage fees and commissions, taxes, interest and extraordinary expenses. The Fund is obligated to pay the Advisor a fee computed and accrued daily and paid monthly at an annual rate of 1.40% of its average daily net assets to and including $100,000,000, 1.15% of such assets from $100,000,000 to and including $250,000,000, and 0.90% of such assets in excess of $250,000,000.

Certain officers and trustees of the Fund are also officers and directors of the investment advisor.

Securities Service Network, Inc.(SSNI), the Fund's underwriter, has received no income from sales commissions earned on sales of the Fund shares, since it is a no-load fund. Mr. D'Amico and Mr. Loest are registered representatives of SSNI.

All securities trades for the Fund have been made through SSNI. Mr. D'Amico and Mr. Loest, as registered representatives of SSNI, receive benefits from securities trading commissions paid by the Fund to SSNI.



                              IPS MILLENNIUM FUND

         Supplementary Information, Selected Per Share Data and Ratios
                     For the year ended November 30, 1995
Per share data:

Investment Income                        $  0.273
Expenses                                    0.152
Net Investment income                       0.121
Net realized and unrealized gain
(loss) on investments                       2.982

Total income (loss) from investment
operations                                  3.103

Dividends from net investment income        0.107

Net asset value:
     Beginning of year                    $12.000

     End of year                          $14.996

     Total return                           25.13%


Ratios:
     Net assets, end of period (thousands)          $1,625.6
     Ratio of expenses to average net assets             1.4%
     Ratio of net income to average net assets           1.0%
     Portfolio turnover rate                            26.7%

See notes to financial statements.